Form 10-Q
period 1995-03-31
NUMERICA FINANCIAL CORP
filed 1995-05-31
CIK 768603

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly period ended              MARCH 31, 1995
                               -------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:                        0-13917
                       ---------------------------------------------------------


                        NUMERICA FINANCIAL CORPORATION
- - --------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)


         NEW HAMPSHIRE                                   02-0386596
- - -------------------------------                  -------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification Number)


       11 SPRING HILL ROAD
      BEDFORD, NEW HAMPSHIRE                                  03310
- - ----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)


                                (603) 472-3713
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No    .
                                                   -----    ----

At March 31, 1995, 4,452,444 shares of $.10 par value common stock of the Registrant were outstanding.

                        NUMERICA FINANCIAL CORPORATION

                                    INDEX


                                                         Page No.

PART I   Item 1.     Financial Statements (Unaudited)
         -------     --------------------------------

         Balance Sheet-
         March 31, 1995 and December 31, 1994...............3

         Statement of Operations-
         Three Months Ended March 31, 1995 and 1994.........4

         Statement of Cash Flows-
         Three Months Ended March 31, 1995 and 1994.........5

         Notes to Unaudited Financial Statements............6


         Item 2.     Management's Discussion and Analysis
         -------     Analysis of Financial Condition and
                     Results of Operations..................9



PART II  Other Information
         -----------------

         Item 1.     Legal Proceedings......................10
         -------

         Items 2-6.  Not Applicable.........................10
         ----------

                     Signatures.............................10

- - --------------------------------------------------------------------------------

NUMERICA FINANCIAL CORPORATION (PARENT COMPANY ONLY)

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS (PARENT COMPANY ONLY)
(Dollars in Thousands)

- - --------------------------------------------------------------------------------
ASSETS
                                        March 31,     December 31,
                                          1995           1994
                                       -----------    ------------
Cash and Cash Equivalents:
  Demand and Cash                      $      --      $      4
  Interest-earning                            93           111
                                       ---------      --------
TOTAL CASH AND CASH EQUIVALENTS               93           115

TOTAL ASSETS                                  93           115
                                       =========      ========
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
  Other Liabilities                            7            22
                                       ---------      --------
TOTAL OTHER LIABILITIES                        7            22

COMMITMENTS AND CONTINGENCIES
(Notes 1, 2 and 3)
SHAREHOLDERS' EQUITY:
  Serial preferred stock, par value
   $1.00 per share;
  Authorized--2,000,000 shares; none
   outstanding
  Common stock, par value
     $.10 per share;
   Authorized--24,000,000 shares;
   Issued and outstanding--
     4,452,444 shares                        445           445
   Paid-in Capital                        47,113        47,113
   Accumulated Deficit                   (47,472)      (47,465)
                                       ---------      --------
                                              86            93

TOTAL LIABILITIES & EQUITY             $      93      $    115
                                       =========      ========



- - --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS (PARENT COMPANY ONLY) (UNAUDITED)
(Dollars in Thousands Except Per Share Data)

- - --------------------------------------------------------------------------------
                                   Three Months       Three Months
                                   Ended              Ended
                                   March              March
                                   31, 1995           30, 1994
                                   ----------         ----------
INCOME
  Interest Income                  $        1         $        1
  Other Income                              -                  -
                                   ----------         ----------
TOTAL INCOME                                1                  1
                                   ----------         ----------

EXPENSES
  Compensation                              -                  -
  Litigation Settlements (Note 2)           -                  -
  Other Operating Expenses                  8                  6
                                   ----------         ----------
TOTAL EXPENSES                              8                  6
                                   ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES          (7)                (5)
                                   ----------         ----------

INCOME TAX REFUND                           -                  -


NET INCOME/(LOSS)                          (7)                (5)
                                   ==========         ==========

    Income (loss) per share        $   (.0002)        $   (.0001)

    Weighted Average Shares
    outstanding                     4,452,444          4,452,444
                                   ==========         ==========



- - --------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY) (UNAUDITED)
(Dollars in Thousands)

- - --------------------------------------------------------------------------------
                                                 Three Months  Three Months
                                                 Ended         Ended
                                                 March         March
                                                 30, 1995      30, 1994
                                                 ------------  ------------
Cash Flows from Operating Activities:

    Net Income (Loss)                            $   (7)       $    (5)
                                                 -------       --------
    Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by
    (Absorbed by) Operating Activities:

    Increase or (Decrease) in:

    Accrued Expenses and Other Liabilities          (15)           (19)
                                                 -------       --------

Total Adjustments                                   (15)           (19)
                                                 -------       --------

NET CASH PROVIDED BY (ABSORBED BY)
 OPERATING ACTIVITIES                               (22)           (24)
                                                 -------       --------

Net Increase (or Decrease) in Cash
 and Cash Equivalents                               (22)           (24)


CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                115            196
                                                 -------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   93        $   172
                                                 =======       ========


NOTE 1.  CORPORATE STATUS


BACKGROUND

     Numerica Financial Corporation (the Parent "Company"), prior to October 10, 1991, was a multi-bank savings and loan holding company and owned all of the outstanding common stock of Numerica Savings Bank, FSB, Laconia, New Hampshire ("Home"). Numerica and Home represented substantially all of the gross revenues, expenses, assets and liabilities of the Company. The Company had previously operated other subsidiaries, however these subsidiaries were either liquidated or merged with Numerica and Home such that as of September 30, 1991, the Company had no other operating subsidiaries other than Numerica and Home.


REGULATORY ACTIONS

     On October 10, 1991, various governmental banking agencies took possession of eight financial institutions representing nearly 40% of New Hampshire's banking assets. More specifically, effective that same date, the OTS took possession of the assets, property and business of Numerica and Home. The FDIC was appointed as the receiver for Numerica, while the Resolution Trust Corporation ("RTC") was appointed the receiver for Home. Certain assets, deposits and liabilities of Numerica and Dartmouth Bank and New Hampshire Savings Bank, both of which were also placed in receivership on October 10, were then transferred to New Dartmouth Bank. The receiver for Home subsequently transferred certain assets, deposits and liabilities of Home to Home Bank Federal Savings Association.

     As a result, effective October 10, 1991, the Company lost control of and authority over all of the assets and liabilities of Numerica and Home including the disposition of the remaining assets and the resolution of any claims against these entities. Since, at the date of regulatory resolution, the recorded liabilities of Numerica and Home exceeded their recorded assets, the Company does not expect to realize any value from its investments in Numerica and Home. None of the Company's remaining assets will be available for distribution to stockholders unless and until all of the Company's creditors' claims, including certain matters presently in litigation and/or potential claims, are satisfied. It is expected that these remaining assets will be utilized to satisfy creditor and other potential claims, defend and/or settle existing and potential litigation and position the Company for legal dissolution. Based on the current financial condition of the Company, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein, it appears that any distribution to shareholders is unlikely. Accordingly, the ability of the Company to continue as a going concern is subject to significant uncertainty and substantial doubt.

     Previous consolidated unaudited financial statements have not included any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be incurred should the Company, Numerica or Home be unable to continue as a going concern(s). Because of the significance of the uncertainty concerning these matters, the Company has been unable to obtain an opinion on the financial statements of the Company and subsidiaries as of and for the years ended December 31, 1994, 1993, 1992 and 1991.


REGULATORY DEREGISTRATION BY OTS

     As a result of the Regulatory Actions discussed above, the Company, by operation of law, no longer was a savings and loan holding company. Following these Regulatory Actions, the Company notified the OTS of this fact and requested that the OTS formally acknowledge the deregistration of the Company. The OTS, on September 9, 1992, notified the Company that it was released from registration as a savings and loan holding company (deregistered) as of September 3, 1992.

The Company, in connection with its formation and the acquisition of Home, was requested by the OTS to stipulate to a Regulatory Capital Maintenance Resolution. The Stipulation required, among other things, that the Company provide sufficient capital to Numerica and Home to enable them to maintain compliance with regulatory capital requirements during the time that the Company controlled both entities. At the time that Numerica and Home were placed into receivership by the OTS, neither institution was in compliance with existing regulatory requirements and the Company did not have sufficient financial resources to enable these entities to achieve regulatory capital compliance. The Company has not received any formal demands or claims against it from either the OTS, the FDIC or the RTC associated with this Stipulation or the above described Regulatory Actions.

WINDING UP AND DISSOLUTION

     As described above, the Company has no business operations, does not expect to realize any value from its investments in Numerica and Home and it is expected that any remaining assets will be utilized to satisfy potential creditors and other potential claims, defend legal actions and position the Company for legal dissolution and any distribution to shareholders is unlikely. The Directors continue to seek to wind up the Company's affairs in an orderly manner.


NOTE 2.  LITIGATION

     See prior 10-K and 10-Q filings.


REGULATORY UNCERTAINTIES

     See Note 1 "CORPORATE STATUS", page 6 above


NOTE 3.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of Numerica Financial Corporation, the parent company only. Financial statements filed pursuant to the Securities and Exchange Act of 1934, prior to September 30, 1991, were on a consolidated basis, reflecting the operations of the Company and its subsidiaries, including Numerica and Home. However, given the developments discussed in Note 1 above, the financial statements included herein have been presented on a parent company only basis.

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and thereby be exposed to realization of its assets and satisfaction of its liabilities and commitments at amounts different from those in the financial statements.


BASIS OF PRESENTATION-GOING CONCERN

     Historically, the Company has not conducted substantial operations of its own. Its primary purpose was to act as a holding company for and provide certain consolidated services to its banking subsidiaries. As a result of the regulatory resolution of these banking subsidiaries, the Company has been left with a nominal net worth and no ongoing business activity. Additionally, the outcome of certain potential and contingent liabilities are unknown. No distribution of the Company's remaining assets to stockholders will take place unless and until all of the Company's creditors' claims, including certain matters presently in litigation and/or potential claims, are satisfied. It is expected that remaining assets will be utilized to satisfy creditor and other potential claims, defend and/or settle existing and potential litigation and position the Company for legal dissolution. Based on the current financial condition of the Company, any distribution to shareholders is unlikely. Accordingly, the ability of the Company to continue as a going concern is subject to significant uncertainty and substantial doubt.


STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and money market fund deposits.

- - --------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

BACKGROUND

     Please refer to "CORPORATE STATUS" discussion in Note 1 to Unaudited Financial Statements on page 6. As a result of the regulatory actions highlighted in the preceding paragraph, the Company lost control of and authority over all of the assets and liabilities of Numerica and Home including the disposition of the remaining assets and the resolution of any claims against these entities. Since the recorded liabilities of Numerica and Home exceeded their recorded assets at September 30, 1991, the Company does not expect to realize any value from its investments in Numerica and Home. None of the remaining assets of the Company nor the proceeds thereof will be available for distribution to stockholders unless and until all of the Company's creditors' claims, including certain matters presently in litigation and/or potential claims, are satisfied. It is expected that these remaining assets will be utilized to satisfy creditor and other potential claims, defend and/or settle existing and potential litigation and position the Company for legal dissolution. Based on the current financial condition of the Company, as discussed below, it appears that any distribution to shareholders in unlikely.


Financial Condition and Results of Operations

     Please refer to the Balance Sheet and Statement of Operations on pages 3-4, above. The Company experienced a loss in the three month period ended March 31, 1995 as a result of a lack of significant income, continued expenses associated with the costs of preparing the Company for dissolution. Management expects the Company to continue to be unprofitable in future periods due to its limited financial resources, lack of significant income, and the on-going costs associated with preparing the Company for dissolution. Based on the current financial condition of the Company, it appears that any distribution to shareholders is unlikely.

- - --------------------------------------------------------------------------------

Part II  OTHER INFORMATION

- - --------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

     See "CORPORATE STATUS" in Note 1 to Financial Statements on page 6, above. See also prior 10-K and 10-Q filings.


Items 2-6.  Not Applicable.
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NUMERICA FINANCIAL CORPORATION



May ___, 1995                By:/s/ John J. Reilly
                                ---------------------------
                                John J. Reilly
                                Chairman of the Board