Form 10-Q/A
period 1995-03-31
NUMERICA FINANCIAL CORP
filed 1995-07-25
CIK 768603

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 MARCH 31, 1995
                               -------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:                          0-13917
                        --------------------------------------------------------


                        NUMERICA FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

         NEW HAMPSHIRE                                        02-0386596
- -------------------------------                          -----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)


        11 SPRING HILL ROAD
        BEDFORD, NEW HAMPSHIRE                                   03310
- ----------------------------------------                 -----------------------
(Address of principal executive offices)                      (Zip Code)

                                (603) 472-3713
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No      .
                                                -----      -----

At March 31, 1995, 4,452,444 shares of $.10 par value common stock of the Registrant were outstanding.

                                EXHIBIT INDEX


                                                                       Sequentially
                                                                         Numbered
                                                                           Page
                                                                       ------------
Item 6.    Exhibits
           --------

     (a)   Exhibits:

           (i)   Financial Data Schedule                                    3


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NUMERICA FINANCIAL CORPORATION



                                          By: /s/ John J. Reilly
                                              --------------------------
                                              John J. Reilly
                                              Chairman of the Board


July 24, 1995



DNG 8750 AU9