Form 10-Q
period 1995-06-30
NUMERICA FINANCIAL CORP
filed 1995-08-01
CIK 768603

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly period ended  JUNE 30, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from         to        Commission File Number: 0-13917

                        NUMERICA FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

        NEW HAMPSHIRE                                          02-0386596
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

          11 SPRING HILL ROAD
         BEDFORD, NEW HAMPSHIRE                                         03310
(Address of principal executive offices)                              (Zip Code)

                                 (603) 472-3713
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No   .
                                        ---    ---

At June 30, 1995, 4,452,444 shares of $.10 par value common stock of the Registrant were outstanding.

                         NUMERICA FINANCIAL CORPORATION

                                     INDEX


                                                                        Page No.

PART I     Item 1.     Financial Statements (Unaudited)

           Balance Sheet-
           June 30, 1995 and December 31, 1994........................      3

           Statement of Operations-
           Three Months Ended June 30, 1995 and 1994..................      4

           Statement of Operations-
           Six Months Ended June 30, 1995 and 1994....................      5

           Statement of Cash Flows-
           Six Months Ended June 30, 1995 and 1994....................      6

           Notes to Unaudited Financial Statements....................     7-9


           Item 2.     Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations..................................     10


PART II    Other Information

           Item 1.     Legal Proceedings..............................     11

           Items 2-5.  Not Applicable.................................     --

           Item 6.     Exhibits and Reports on Form 8-K...............     11

                       Signatures.....................................     11

--------------------------------------------------------------------------------

NUMERICA FINANCIAL CORPORATION (PARENT COMPANY ONLY)

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS (PARENT COMPANY ONLY)
(Dollars in Thousands)

--------------------------------------------------------------------------------

ASSETS

                                                                  JUNE 30               DECEMBER 30
                                                                   1995                    1994
                                                                  -------               -----------
Cash and Cash Equivalents:                                      $      3                $     4
  Demand and Cash                                                     77                     111
                                                                 -------                --------
  Interest - earning                                                  80                     115
TOTAL CASH AND CASH EQUIVALENTS

TOTAL ASSETS                                                          80                     115
                                                                 -------                --------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
  Other Liabilities                                                    6                      22
                                                                 -------                --------

TOTAL OTHER LIABILITIES                                                                       22

COMMITMENTS AND CONTINGENCIES
(Notes 1, 2 and 3)
SHAREHOLDERS' EQUITY:
  Serial preferred stock, par value $1.00 per share;
  Authorized--2,000,000 shares; none outstanding
  Common stock, par value $.10 per share;
  Authorized--24,000,000 shares;
  Issued and outstanding--4,452,444 shares                           445                     445
  Paid-in Capital                                                 47,113                  47,113
  Accumulated Deficit                                            (47,484)                (47,465)
                                                                 -------                --------
                                                                                              93


TOTAL LIABILITIES & EQUITY                                      $     80                $    115
                                                                ========                ========

-------------------------------------------------------------------------------

STATEMENT OF OPERATIONS (PARENT COMPANY ONLY)(UNAUDITED)
(Dollars in Thousands Except Per Share Data)

-------------------------------------------------------------------------------

                                             THREE MONTHS         THREE MONTHS
                                                ENDED                ENDED
                                             JUNE 30, 1995        JUNE 30, 1994
                                             -------------        -------------
INCOME
  Interest Income                            $        1            $        1
  Other Income                                       --                    --
                                             ----------            ----------
TOTAL INCOME                                          1                     1
                                             ----------            ----------

EXPENSES
  Compensation                                       --                    --
  Litigation Settlements (Note 2)                    --                    --
  Other Operating Expenses                           13                    25
                                             ----------            ----------
TOTAL EXPENSES                                       13                    25
                                             ----------            ----------

INCOME (LOSS) BEFORE INCOME TAXES                   (12)                  (24)
                                             ----------            ----------

INCOME TAX REFUND                                    --                    --

NET INCOME/(LOSS)                                   (12)                  (24)
                                             ==========            ==========

Income (loss) per share                      $   (.0003)           $    (.005)

Weighted Average Shares outstanding           4,452,444             4,452,444
                                             ==========            ==========

-------------------------------------------------------------------------------

NUMERICA FINANCIAL CORPORATION (PARENT COMPANY ONLY)

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------

                                               SIX MONTHS          SIX MONTHS
                                                  ENDED              ENDED
                                              JUNE 30, 1995       JUNE 30, 1994
                                              -------------       -------------
INCOME
  Interest Income                             $        2          $        3
  Other Income                                        --                  --
                                              ----------          ----------
TOTAL INCOME                                           2                   3
                                              ----------          ----------
EXPENSES
  Compensation
  Litigation Settlements (Note 2)
  Other Expenses                                      21                  32
                                              ----------          ----------
TOTAL EXPENSES                                        21                  32
                                              ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                    (19)                (29)
                                              ----------          ----------

INCOME TAXES                                          --                  --

NET INCOME/(LOSS)                                    (19)                (29)

Income (loss) per share                       $   (.0004)         $    (.007)

Weighted Average Shares outstanding            4,452,444           4,452,444
                                              ==========          ==========

                                  Page 5 of 11         6

------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY) (UNAUDITED)
(Dollars in Thousands)

------------------------------------------------------------------------------

                                                SIX MONTHS        SIX MONTHS
                                                  ENDED             ENDED
                                               JUNE 30, 1995     JUNE 30, 1994
                                               -------------     -------------

Cash Flows from Operating Activities:

  Net Income (Loss)                               $(19)              $(29)
                                                  ----               ----

  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  (Absorbed by) Operating Activities:

  Increase or (Decrease) in:

  Accrued Expenses and Other Liabilities           (16)               (14)
                                                  ----               ----

Total Adjustments                                  (16)               (14)
                                                  ----               ----

NET CASH PROVIDED BY (ABSORBED BY)
OPERATING ACTIVITIES                               (35)               (43)
                                                  ----               ----

Net Increase (or Decrease) in Cash and Cash
Equivalents                                        (35)               (43)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     115               (196)
                                                  ----               ----

CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 80               $153
                                                  ====               ====

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

NOTE 2. LITIGATION

        See prior 10-K and 10-Q filings.

REGULATORY UNCERTAINTIES

        See Note 1 "CORPORATE STATUS", page 7 above

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

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


BACKGROUND


     Please refer to "CORPORATE STATUS" discussion in Note 1 to Unaudited Financial Statements on page 7. As a result of the regulatory actions highlighted in the preceding paragraph, the Company lost control of and authority over all of the assets and liabilities of Numerica and Home including the disposition of the remaining assets and the resolution of any claims against these entities. Since the recorded liabilities of Numerica and Home exceeded their recorded assets at September 30, 1991, the Company does not expect to realize any value from its investments in Numerica and Home. None of the remaining assets of the Company nor the proceeds thereof will be available for distribution to stockholders unless and until all of the Company's creditors' claims, including certain matters presently in litigation and/or potential claims, are satisfied. It is expected that these remaining assets will be utilized to satisfy creditor and other potential claims, defend and/or settle existing and potential litigation and position the Company for legal dissolution. Based on the current financial condition of the Company, as discussed below, it appears that any distribution to shareholders is unlikely.

Financial Condition and Results of Operations

     Please refer to the Balance Sheet and Statement of Operations on pages 3-5 above. The Company experienced a loss in the three month period ended June 30, 1995 as a result of a lack of significant income, continued expenses associated with the costs of preparing the Company for dissolution. Management expects the Company to continue to be unprofitable in future periods due to its limited financial resources, lack of significant income, and the on-going costs associated with preparing the Company for dissolution. Based on the current financial condition of the Company, it appears that any distribution to shareholders is unlikely.

--------------------------------------------------------------------------------

PART II    OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

    See "CORPORATE STATUS" in Note 1 to Financial Statements on page 7, above. See also prior 10-K and 10-Q filings.

ITEMS 2-5     Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27.0 Financial Data Schedule for the six month period ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NUMERICA FINANCIAL CORPORATION

July 31, 1995                          By: /s/ John J. Reilly
                                          ---------------------------
                                          John J. Reilly
                                          Chairman of the Board