Form 10-Q
period 1995-09-30
NUMERICA FINANCIAL CORP
filed 1995-11-22
CIK 768603

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended           SEPTEMBER 30, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ______ Commission File Number: 0-13917


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

At September 30, 1995, 4,452,444 shares of $.10 par value common stock of the Registrant were outstanding.

                         NUMERICA FINANCIAL CORPORATION

                                      INDEX

                                                                             Page No.

PART I   Item 1. Financial Statements (Unaudited)

         Balance Sheet-
         September 30, 1995 and December 31, 1994...........................   3

         Statement of Operations-
         Three Months Ended September 30, 1995 and 1994.....................   4

         Statement of Operations-
         Nine Months Ended September 30, 1995 and 1994......................   5

         Statement of Cash Flows-
         Nine Months Ended September 30, 1995 and 1994......................   6

         Notes to Unaudited Financial Statements............................   7-10


         Item 2.      Management's Discussion and Analysis
                      Analysis of Financial Condition and Results
                      of Operations.......................................     10


PART II  Other Information

         Item 1.      Legal Proceedings...................................     11

         Items 2-5.   Not Applicable......................................     11

         Item 6.      Exhibits and Reports on Form 8-K....................     11

                      Signatures..........................................     12

--------------------------------------------------------------------------------

NUMERICA FINANCIAL CORPORATION (PARENT COMPANY ONLY)

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS (PARENT COMPANY ONLY)
(Dollars in Thousands)

--------------------------------------------------------------------------------

ASSETS
                                                      September 30    December 31
                                                          1995            1994
                                                      ------------    -----------
Cash and Cash Equivalents:                             $      9        $      4
  Demand and Cash                                            61             111
                                                       --------        --------
  Interest-earning                                                          115
TOTAL CASH AND CASH EQUIVALENTS
TOTAL ASSETS                                                 70             115
                                                       ========        ========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
  Other Liabilities                                           9              22
                                                       --------        --------
TOTAL OTHER LIABILITIES                                       9              22

COMMITMENTS AND CONTINGENCIES
(Notes 1, 2 and 3)
SHAREHOLDERS' EQUITY:
  Serial preferred stock, par value $1.00 per share;
  Authorized--2,000,000 shares; none outstanding
  Common stock, par value $.10 per share;
  Authorized--24,000,000 shares;
  Issued and outstanding-- 4,452,444 shares                 445             445
  Paid-in Capital                                        47,113          47,113
  Accumulated Deficit                                   (47,497)        (47,465)
                                                       --------        --------
                                                                             93

TOTAL LIABILITIES & EQUITY                             $     70        $    115
                                                       ========        ========

--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS (PARENT COMPANY ONLY) (UNAUDITED)
(Dollars in Thousands Except Per Share Data)

--------------------------------------------------------------------------------

                                                  Three Months      Three Months
                                                     Ended             Ended
                                                   September         September
                                                    30, 1995          30, 1994
                                                  ------------      ------------
INCOME
  Interest Income                                  $        1        $        1
  Other Income                                           --                --
                                                   ----------        ----------
TOTAL INCOME                                                1                 1
                                                   ----------        ----------

EXPENSES
  Compensation                                           --
  Litigation Settlements (Note 2)                        --
  Other Operating Expenses                                 14                14
                                                   ----------        ----------
TOTAL EXPENSES                                             14                14
                                                   ----------        ----------


INCOME (LOSS) BEFORE INCOME TAXES                         (13)              (13)
                                                   ----------        ----------

INCOME TAX REFUND                                        --                   3

NET INCOME/(LOSS)                                         (13)              (10)
                                                   ==========        ==========

Income (loss) per share                            $    (.003)       $    (.002)

Weighted Average Shares outstanding                 4,452,444         4,452,444
                                                   ==========        ==========

--------------------------------------------------------------------------------

NUMERICA FINANCIAL CORPORATION (PARENT COMPANY ONLY)

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                    September        September
                                                     30, 1995         30, 1994
                                                   -----------      -----------
INCOME
  Interest Income                                  $         3      $         4
  Other Income                                            --               --
                                                   -----------      -----------
TOTAL INCOME                                                 3                4
                                                   -----------      -----------

EXPENSES
  Compensation                                            --               --
  Litigation Settlements (Note 2)                         --               --
  Other Expenses                                            35               46
                                                   -----------      -----------
TOTAL EXPENSES                                              35               46
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                          (32)             (42)
                                                   -----------      -----------

INCOME TAXES                                              --                  3

NET INCOME/(LOSS)                                          (32)             (39)

  Income (loss) per share                          $     (.007)     $     (.009)

  Weighted Average Shares outstanding                4,452,444        4,452,444
                                                   ===========      ===========

--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY) (UNAUDITED)
(Dollars in Thousands)

--------------------------------------------------------------------------------

                                                           Nine Months   Nine Months
                                                              Ended         Ended
                                                            September     September
                                                             30, 1995      30, 1994
                                                           -----------   ------------
Cash Flows from Operating Activities:

  Net Income (Loss)                                            $ (32)       $ (39)
                                                               -----        -----

  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  (Absorbed by) Operating Activities:

  Increase or (Decrease) in:

  Accrued Expenses and Other Liabilities                         (13)         (13)
                                                               -----        -----
Total Adjustments                                                (13)         (13)
                                                               -----        -----
NET CASH PROVIDED BY (ABSORBED BY)                               (45)         (52)
OPERATING ACTIVITIES                                           -----        -----


Net Increase (or Decrease) in Cash and Cash Equivalents          (45)         (52)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   115         (196)
                                                               -----        -----

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  70        $ 144
                                                               =====        =====

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

         As a result, effective October 10, 1991, the Company lost control of and authority over all of the assets and liabilities of Numerica and Home including the disposition of the remaining assets and the resolution of any claims against these entities. Since, at the date of regulatory resolution, the recorded liabilities of Numerica and Home exceeded their recorded assets, the Company does not expect to realize any value from its investments in Numerica and Home. It is expected that the Company's remaining assets will be utilized to satisfy creditor and other potential claims and defend and/or settle existing and potential litigation. Accordingly, the ability of the Company to continue as a going concern is subject to significant uncertainty and substantial doubt. Based on the current financial condition of the Company, any distribution to shareholders is unlikely.

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

WINDING UP AND DISSOLUTION

         As described above, the Company has no business operations, does not expect to realize any value from its investments in Numerica and Home and it is expected that any of the Company's remaining assets will be utilized to satisfy potential creditors and other potential claims and defend legal actions. The Directors continue to seek to wind up the Company's affairs in an orderly manner. The Corporation was administratively dissolved by the New Hampshire Secretary of State on November 1, 1994. Although the Charter can be reinstated for up to three years from this date, the Board of Directors voted on November 10, 1995 not to reinstate the Corporation's Charter. The Board also currently intends to cause the Company to file for Chapter 7 liquidation pursuant to the Federal Bankruptcy laws during the first quarter of 1996. Based upon the current financial condition of the Company, any distribution to shareholders is unlikely.

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

BASIS OF PRESENTATION-GOING CONCERN

         Historically, the Company has not conducted substantial operations of its own. Its primary purpose was to act as a holding company for and provide certain consolidated services to its banking subsidiaries. As a result of the regulatory resolution of these banking subsidiaries, the Company has been left with a nominal net worth and no ongoing business activity. Additionally, the outcome of certain potential and contingent liabilities are unknown. It is expected that the Company's remaining assets will be utilized to satisfy creditor and other potential claims, defend and settle existing and potential litigation. The Corporation was administratively dissolved by the New Hampshire Secretary of State on November 1, 1994. Although the Charter can be reinstated for up to three years from this date, the Board of Directors voted on November 10, 1995 not to reinstate the Corporation's Charter. The Board also currently intends to cause the Company to file for Chapter 7 liquidation pursuant to the Federal Bankruptcy laws during the first quarter of 1996. Based on the current financial condition of the Company, any distribution to shareholders is unlikely. Accordingly, the Company will not continue as a going concern.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


BACKGROUND

         Please refer to "CORPORATE STATUS" discussion in Note 1 to Unaudited Financial Statements on page 7. As a result of the regulatory actions highlighted in the preceding paragraph, the Company lost control of and authority over all of the assets and liabilities of Numerica and Home including the disposition of the remaining assets and the resolution of any claims against these entities. Since the recorded liabilities of Numerica and Home exceeded their recorded assets at September 30, 1991, the Company does not expect to realize any value from its investments in Numerica and Home. It is expected that the Company's remaining assets will be utilized to satisfy creditor and other potential claims, defend and settle existing and potential litigation. The Corporation was administratively dissolved by the New Hampshire Secretary of State on November 1, 1994. Although the Charter can be reinstated for up to three years from this date, the Board of Directors voted on November 10, 1995 not to reinstate the Corporation's Charter. The Board also currently intends to cause the Company to file for Chapter 7 liquidation pursuant to the Federal Bankruptcy laws during the first quarter of 1996. Based on the current financial condition of the Company, any distribution to shareholders is unlikely.

Financial Condition and Results of Operations

         Please refer to the Balance Sheet and Statement of Operations on pages 3-4 above. The Company experienced a loss in the nine month period ended September 30, 1995 as a result of a lack of significant income and continued expenses associated with the costs of preparing the Company for liquidation. Management expects the Company to continue to be unprofitable in future periods due to its limited financial resources, lack of significant income, and the on-going costs associated with preparing the Company for liquidation. Based on the current financial condition of the Company, any distribution to shareholders is unlikely.

--------------------------------------------------------------------------------

PART II  OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.          LEGAL PROCEEDINGS

    See "CORPORATE STATUS" in Note 1 to Financial Statements on page 7, above. See also prior 10-K and 10-Q filings.

ITEMS 2-5.       Not Applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

    (a)          Exhibits

                 27.0 Financial Data Schedule for the nine month period ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NUMERICA FINANCIAL CORPORATION


November 20, 1995                         By: /s/ John J. Reilly
                                              --------------------------
                                              John J. Reilly
                                              Chairman of the Board